Form 10-K
period 2005-12-31
Banc of America Commercial Mortgage Inc., Series 2005-1
filed 2006-03-28
CIK 1321893

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2005

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-121643-01


        Banc of America Commercial Mortgage Inc.
        Commercial Mortgage Pass-Through Certificates
        Series 2005-1

     (Exact name of registrant as specified in its charter)


  New York                                          54-2173105
  (State or other jurisdiction of                   54-2173106
  incorporation or organization)                    54-2173107
                                                    54-6658785
                                                    (I.R.S. Employer
                                                    Identification No.)


   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                21045
  (Address of principal executive offices)    (Zip Code)


  Registrant's telephone number, including area code: (410) 884-2000


  Securities registered pursuant to Section 12(b) of the Act:

        NONE.


  Securities registered pursuant to Section 12(g) of the Act:

        NONE.


  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

        Yes  ___     No  X


  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

        Yes  ___     No  X


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes  X       No  ___


  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        Not applicable.


  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See Definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check One):


  Large Accelerated Filer ___  Accelerated Filer ___  Non-Accelerated Filer X


  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

        Yes  ___     No  X


  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

        Not applicable.


     Documents Incorporated by Reference

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

        Not applicable.


      Introductory Note

  This Annual Report on Form 10-K is prepared in reliance on the no-action letter dated March 26, 1993 issued by the Securities and Exchange Commission to Nomura Asset Securities Corporation.


                                   PART I
  Item 1.  Business.

            Not applicable.


  Item 1A.  Risk Factors.

            Not applicable.


  Item 1B.  Unresolved Staff Comments.

            Not applicable.


  Item 2.  Properties.

            Not applicable.


  Item 3.  Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement (the Trust), the Trustee, the Master Servicer, the Special Servicer, the REMIC Administrator or the registrant with respect to the Trust other than routine litigation incidental to the duties of the respective parties.


  Item 4.  Submission of Matters to a Vote of Security Holders.

            None.

                                PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

            No established public trading market for the Certificates exists.

            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2005, the total number of holders of record for the Series of Certificates is 65.


  Item 6.  Selected Financial Data.

            Not applicable.

  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.


            Not applicable.


  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

            Not applicable.


  Item 8.  Financial Statements and Supplementary Data.

            Omitted.


  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.


  Item 9A. Controls and Procedures.
            Not applicable.


  Item 9B. Other Information.

            None.


                                PART III

  Item 10. Directors and Executive Officers of the Registrant.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.

  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

            Not applicable.

  Item 13. Certain Relationships and Related Transactions.

            Not applicable.


  Item 14. Principal Accounting Fees and Services.

            Not applicable.


                                PART IV

  Item 15. Exhibits, Financial Statement Schedules.

  (a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

     (4.1) Pooling and Servicing Agreement (filed as an exhibit to Form 8-K on April 22, 2005).

     (31.1) Rule 13a-14(a)/15d-14(a) Certification

     (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2005.


      a) Bank of America, N.A., as Master Servicer <F1>
      b) J.E. Robert Company, Inc., as Special Servicer <F1>


     (99.2) Report of Management as to Compliance with Minimum Servicing
            Standards for the year ended December 31, 2005.


      a) Bank of America, N.A., as Master Servicer <F1>
      b) J.E. Robert Company, Inc., as Special Servicer <F1>


     (99.3) Annual Statements of Compliance under the Pooling and Servicing
            Agreements for the year ended December 31, 2005.


      a) Bank of America, N.A., as Master Servicer <F1>
      b) J.E. Robert Company, Inc., as Special Servicer <F1>



     (99.4) Schedule of Year-to-Date Principal and Interest Distributions to
            Certificateholders.

   (b) The exhibits required to be filed by Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

   (c) Not Applicable.


  <F1> Filed herewith.


                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



    Banc of America Commercial Mortgage Inc.
    Commercial Mortgage Pass-Through Certificates
    Series 2005-1
    (Registrant)


  Signed: Banc of America Commercial Mortgage Inc., as Depositor

  By:     Steven L. Hogue, Vice President

  By: /s/ Steven L. Hogue, Vice Presidentent

  Dated: March 27, 2006


  Exhibit Index

  Exhibit No.

     (4.1) Pooling and Servicing Agreement (filed as an exhibit to Form 8-K on April 22, 2005).

     (31.1) Rule 13a-14(a)/15d-14(a) Certification

     (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2005.


      a) Bank of America, N.A., as Master Servicer <F1>
      b) J.E. Robert Company, Inc., as Special Servicer <F1>


     (99.2) Report of Management as to Compliance with Minimum Servicing
            Standards for the year ended December 31, 2005.


      a) Bank of America, N.A., as Master Servicer <F1>
      b) J.E. Robert Company, Inc., as Special Servicer <F1>


     (99.3) Annual Statements of Compliance under the Pooling and Servicing
            Agreements for the year ended December 31, 2005.


      a) Bank of America, N.A., as Master Servicer <F1>
      b) J.E. Robert Company, Inc., as Special Servicer <F1>



     (99.4) Schedule of Year-to-Date Principal and Interest Distributions to
            Certificateholders.


  Ex-31.1 Rule 13a-14(a)/15d-14(a) Certification

  I, George G. Ellison, certify that:

  1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution date reports filed in respect of periods included in the year covered by this annual report, of the Trust formed pursuant to the Pooling and Servicing Agreement (the ("Pooling and Servicing Agreement") dated as of April 1, 2005 among Banc of America Commercial Mortgage Inc., as Depositor, Bank of America, N.A., as Master Servicer, J.E. RObert Company, Inc., as Special Servicer, and Wells Fargo Bank, N.A., as Trustee and REMIC Administrator;

  2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

  3. Based on my knowledge, the distribution or servicing information required to be provided to the Trustee by the Master Servicer and the Special Servicer under the Pooling and Servicing Agreement for inclusion in these reports is included in these reports;

  4. Based on my knowledge and upon the annual compliance statements included in the report and required to be delivered to the Trustee in accordance with the terms of the Pooling and Servicing Agreement, and except as disclosed in the report, the Master Servicer and the Special Servicer have fulfilled their obligations under the Pooling and Servicing Agreement; and

  5. The reports disclose all significant deficiencies relating to the Master Servicer's and the Special Servicer's compliance with the minimum servicing standards based upon each report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar standard as set forth in the Pooling and Servicing Agreement, that is included in these reports.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
     J.E. Robert Company, Inc., as Special Servicer, Wells Fargo Bank, N.A., as Trustee and REMIC Administrator, Capstone Realty Advisors, Inc., as Sub-Servicer, Collateral Mortgage Capital, LLC, as Sub-Servicer, Financial Federal Savings Bank, as Sub-Servicer, Laureate Capital LLC, as Sub-Servicer, L.J. Melody & Company of Texas, LP, as Sub-Servicer, Northmarq Capital, Inc., as Sub-Servicer, Midland Loan Services, Inc., as Sub-Servicer, and GMAC Commercial Mortgage, Inc., as Sub-Servicer.

     Date: March 28, 2006

     /s/ George G. Ellison
     Signature

     Senior Vice President
     Title


  EX-99.1 (a)
(logo) PRICEWATERHOUSECOOPERS


PricewaterhouseCoopers LLP
214 N. Tryon Street
Ste 3600
Charlotte NC 28202
Telephone (704) 344 7500
Facsimile (704) 344 4100


Report of Independent Accountants


To the Board of Directors and Shareholders of Bank of America, N.A. Capital Markets Servicing Group:


We have examined management's assertion about Bank of America, N.A.'s Capital Markets Servicing Group ("CMSG"), as master servicer, compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2005, included in the accompanying management assertion (see Exhibit I), except as that assertion relates to minimum servicing standards I.4, II, III.2, III.3, III.4, III.6, V and VI, for which primary servicing of loans is performed by subservicers. Management is responsible for CMSG's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about CMSG's compliance, as master servicer, except as that assertion relates to the minimum servicing standards I.4, II, III.2, III.3, III.4, III.6, V and VI, for which primary servicing of loans is performed by subservicers, based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about CMSG's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. The primary servicing of loans in this portfolio is performed by subservicers on behalf of CMSG. Consequently, we did not perform procedures regarding the minimum servicing standards I.4, II, III.2, III.3, III.4, III.6, V, and VI. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on CMSG's compliance with the minimum servicing standards.

In our opinion, management's assertion that CMSG, as master servicer, complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2005, is fairly stated, in all material respects, except as that assertion relates to minimum servicing standards I.4, II, III.2, III.3, III.4, III.6, V, and VI, for which the primary servicing of loans is performed by subservicers and as noted in the accompanying management assertion.


/S/ PricewaterhouseCoopers LLP

March 3, 2006


(page)


Exhibit I


Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards


March 3, 2006


As of and for the year ended December 31, 2005, Bank of America, N.A. Capital Markets Servicing Group ("CMSG") has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP"), except for minimum servicing standards I.4, II, III.2, III.3, III.4, III.6, V and VI, for which primary servicing of loans is performed by subservicers.

As of and for this same period, Bank of America, N.A. had in effect a fidelity bond and errors and omissions policy in the amounts of $270,000,000 and $110,000,000, respectively.


/s/ Sean D. Reilly
Sean D. Reilly
Principal - Commercial Loans Site Manager

/s/ H. Michael Lumadue
H. Michael Lumadue
Vice President





  EX-99.1 (b)
(logo)Reznick Group


Reznick Group, R.C.
7700 Old Georgetown Road
Suite 400
Bethesda, MD 20814-6224

Tel: (301) 652-9100
Fax: (301) 652-1848
www.reznickgroup.com



REPORT OF INDEPENDENT ACCOUNTANTS



To: J.E. Robert Company, Inc.


We have examined management's assertion, included in the accompanying Report of Management on Compliance, that J.E. Robert Company, Inc. (the Company) complied with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers
(USAP) for Credit Suisse First Boston Mortgage Securities Corporation Commercial Mortgage Pass-Through Certificates Series 1997-SPICE, Nomura Asset Securities Corporation Commercial Mortgage Pass-Through Certificates Series 1995-MD III, Midland Realty Acceptance Corporation Commercial Mortgage Pass-Through Certificates Series 1996 - C2, Salomon Brothers Mortgage Securities VII, Inc. Commercial Mortgage Pass-Through Certificates Series 1996 - Cl, Structured Asset Securities Corporation Multiclass Pass-Through Certificates Series 1996 - C3, DLJ Commercial Mortgage Corporation Commercial Mortgage Pass-Through Certificates Series 2000 - STF1, Credit Suisse First Boston Mortgage Securities Corporation Commercial Mortgage Pass-Through Certificates Series 2001 - FL1, Credit Suisse First Boston Mortgage Securities Corporation Commercial Mortgage Pass-Through Certificates Series 2002 - FL1, Credit Suisse First Boston Mortgage Securities Corporation Commercial Mortgage Pass-Through Certificates Series 2002
- FL2, Credit Suisse First Boston Mortgage Securities Corporation Commercial Mortgage Pass- Through Certificates Series 2004 - FL1, Credit Suisse First Boston Mortgage Securities Corporation Commercial Mortgage Pass-Through Certificates Series 2004 - C4, Merrill Lynch Mortgage Investors, Inc. Commercial Mortgage Pass-Through Certificates Series 2004 - BCP1, J.P. Morgan Chase Commercial Securities Corporation Commercial Mortgage Pass-Through Certificates Series 2004 - C3, J.P. Morgan Chase Commercial Securities Corporation Commercial Mortgage Pass-Through Certificates Series 2005-CIBC11, Banc of America Commercial Mortgage Inc. Commercial Mortgage Pass-Through Certificates Series 2005-1, Credit Suisse First Boston Securities Corporation Commercial Mortgage Pass-Through Certificates Series 2005-C2, LB-UBS Commercial Mortgage Trust 2005-C3 Commercial Mortgage Pass-Through Certificates Series 2005-C3, J.P. Morgan Chase Commercial Mortgage Securities Corporation, Commercial Mortgage Pass-Through Certificates, Series 2005-CIBC12, J.P. Morgan Chase Commercial Mortgage Securities Corporation Commercial Mortgage Pass- Through Certificates, Series 2005-LDP4, Morgan Stanley Capital I, Inc. Commercial Mortgage Pass-Through Certificates, Series 2005-IQ10, and Merrill Lynch Mortgage Investors, Inc, Commercial Mortgage Pass-Through Certificates, Series 2005-CKI1 for the year ended December 31, 2005. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.



-3-



Atlanta * Baltimore * Bethesda * Charlotte * Chicago * Sacramento * Tysons
Corner


(page)


(logo)Reznick Group


Our examination was conducted in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers for the Certificates for the year ended December 31, 2005 is fairly stated, in all material aspects.

/s/ Reznick Group, P.C.


Bethesda, Maryland
February 22, 2006


-4-





  EX-99.2 (a)
Exhibit I


Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards


March 3, 2006


As of and for the year ended December 31, 2005, Bank of America, N.A. Capital Markets Servicing Group ("CMSG") has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP"), except for minimum servicing standards I.4, II, III.2, III.3, III.4, III.6, V and VI, for which primary servicing of loans is performed by subservicers.

As of and for this same period, Bank of America, N.A. had in effect a fidelity bond and errors and omissions policy in the amounts of $270,000,000 and $110,000,000, respectively.


/s/ Sean D. Reilly
Sean D. Reilly
Principal - Commercial Loans Site Manager

/s/ H. Michael Lumadue
H. Michael Lumadue
Vice President





  EX-99.2 (b)
(logo) JERPARTNERS

1650 Tysons Blvd., Suite 1600
McLean, VA  22102

tel 703.714.8000
fax 703.714.8100

J.E. Robert Company, Inc.

Report of Management on Compliance
February 17, 2005


We, as members of management of J.E. Robert Company, Inc. (the Company), are responsible for complying with the requirements of the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (the USAP) for Credit Suisse First Boston Mortgage Securities Corp. Commercial Mortgage Pass-Through Certificates Series 1997-SPICE, Nomura Asset Securities Corporation Commercial Mortgage Pass-Through Certificates Series 1995-MD Ill, Midland Realty Acceptance Corporation Commercial Mortgage Pass-Through Certificates Series 1996 - C2, Salomon Brothers Mortgage Securities VII, Inc. Commercial Mortgage Pass-Through Certificates Series 1996 - Cl, Structured Asset Securities Corporation Multiclass Pass-Through Certificates Series 1996 - C3, DLJ Commercial Mortgage Corp. Commercial Mortgage Pass-Through Certificates Series 2000 - STF1, Credit Suisse First Boston Mortgage Securities Corp. Commercial Mortgage Pass-Through Certificates Series 2001 - FL1. Credit Suisse First Boston Mortgage Securities Corp. Commercial Mortgage Pass-Through Certificates Series 2002 - FLl, Credit Suisse First Boston Mortgage Securities Corp. Commercial Mortgage Pass-Through Certificates Series 2002 - FL2, Credit Suisse First Boston Mortgage Securities Corp. Commercial Mortgage Pass-Through Certificates Series 2004 - FL1, Credit Suisse First Boston Mortgage Securities Corp. Commercial Mortgage Pass-Through Certificates Series 2004 - C4, Merrill Lynch Mortgage Investors, Inc. Commercial Mortgage Pass-Through Certificates Series 2004 - BCP1, J.P. Morgan Chase Commercial Securities Corp. Commercial Mortgage Pass-Through Certificates Series 2004 - C3, J.P. Morgan Chase Commercial Securities Corp. Commercial Mortgage Pass-Through Certificates Series 2005-CIBC11, Banc of America Commercial Mortgage Inc. Commercial Mortgage Pass-Through Certificates Series 2005-1, Credit Suisse First Boston Securities Corp. Commercial Mortgage Pass-Through Certificates Series 2005-C2, LB-UBS Commercial Mortgage Trust 2005-C3 Commercial Mortgage Pass-Through Certificates Series 2005-C3, J.P. Morgan Chase Commercial Mortgage Securities Corp. Commercial Mortgage Pass-Through Certificates. Series 2005-CIBC12, J.P. Morgan Chase Commercial Mortgage Securities Corp, Commercial Mortgage Pass-Through Certificates. Series 2005-LDP4, Morgan Stanley Capital I, Inc. Commercial Mortgage Pass-Through Certificates, Series 2005-IQ10,,and Merrill Lynch Mortgage Investors, Inc. Commercial Mortgage Pass-Through Certificates Series 2005-CKI1 (collectively referred to as the Certificates). We also are responsible for establishing and maintaining effective internal control over compliance with the minimum servicing standards identified in the USAP. We have performed an evaluation of the Company's compliance with the requirements of the minimum servicing standards identified in the USAP as of December 31, 2005 and for the year then ended. Based on this evaluation, we assert that for the year ended December 31, 2005, the Company complied with the requirements of the minimum, servicing standards identified in the USAP. As of and for the year ended December 31, 2005, the Company had in effect a fidelity bond/crime insurance and errors and omissions policy in the amounts of $30 million and $10 million, respectively, which provide coverage for each of the Certificates referenced herein on a blanket basis.


/s/ Keith Belcher
Keith Belcher, Managing Director

/s/ Bruce Cunningham
Bruce Cunningham, Director

/s/ Mike Cocanougher
Mike Cocanougher, Director of Special Servicing



A J.E. ROBERT COMPANY





  EX-99.3 (a)
(logo) Bank of America


Bank of America N.A.
900 West Trade Street
Suite 650
NC1-026-06-01
Charlotte, NC 28255
www.bankamerica.com


ANNUAL STATEMENT AS TO COMPLIANCE
OFFICER'S CERTIFICATE


Re: Banc of America Commercial Mortgage Inc.
    Commercial Mortgage Pass-Through Certificates
    Series 2005-1


In connection with the above-referenced transaction the undersigned officer, on behalf of Bank of America, N.A., hereby certifies that (i) a review of the activities for the period ending December 31, 2005 and of its performance under the Sub-Servicing Agreement and the Pooling and Servicing Agreement dated as of April 1, 2005 have been made under my supervision; (ii) to the best of my knowledge, based on such review, Bank of America has fulfilled all of its obligations under the agreements in all material respects throughout the aforementioned period; and (iii) Bank of America has received no notice regarding qualification, or challenging the status, of any portion of the Trust fund as a REMIC from the Internal Revenue Service or any other governmental agency or body.


Bank of America, N.A.


/s/ Sean D. Reilly
Sean D. Reilly
Principal


/s/ H. Michael Lumadue
H. Michael Lumadue
Vice President





  EX-99.3 (b)
(logo) JERPARTNERS

February 28, 2006



1650 Tysons Blvd., Suite 1600
McLean, VA 22102

tel 703.714.8000
fax 703.714.8100



Wells Fargo Bank NA
Attn: Corporate Trust Services - CMBS
9062 Old Annapolis Road
Columbia, MD 21045-1951



RE: Banc of America Commercial Mortgage Inc. Commercial Mortgage Pass-Through Certificates Series 2005-1



This Officer's Certificate and Annual Statement as to Compliance is furnished to you pursuant to Section 3.13 of the Pooling and Servicing Agreement (the "Agreement"), dated as of April 1, 2005, among Banc of America Commercial Mortgage Inc., as Depositor, Bank of America, N.A., as Servicer, J.E. Robert Company, Inc., as Special Servicer, and Wells Fargo Bank, N.A., as Trustee. All terms used herein shall have the meaning set forth for such terms in the Agreement.

The undersigned Special Servicer Officer, on behalf of J.E. Robert Company, Inc., hereby certifies:

(i) a review of the activities of the Special Servicer during the calendar year 2005 (or, if applicable, the portion of such year during which the Certificates were outstanding) and of its performance under this Agreement has been made under such officer's supervision;

(ii) to the best of such officer's knowledge, based on said review, the Special Servicer has fulfilled all of its obligations under this Agreement in all material respects throughout said year (or, if applicable, the portion of such year during which the Certificates were outstanding); and,

(iii) the Special Servicer has received no notice regarding qualification, or challenging the status, of REMIC, REMIC I or REMIC II as a REMIC under the REMIC Provisions from the Internal Revenue Service or any other governmental agency or body.

J.E. ROBERT COMPANY, INC.



By:/S/ Debra H. Morgan
Debra H. Morgan
Vice President
Special Servicer Officer

By: /s/ Michael F. Cocanougher
Michael F. Cocanougher
Director of Special Servicin
Special Servicing Officer






A J.E. ROBERT COMPANY


(page)


Compliance Certification, Section 3.13
BACM 2005-1
February 28, 2006

With copies to:

Banc of America Commercial Mortgage, Inc.
Attention: Stephen Hogue
214 North Tryon Street
NC1-027-22-03
Charlotte, NC 28255

Banc of America Corporation
Attention: Paul Kurzeja, Esquire
Bank of America Corporate Center
100 North Tryon Street, 20th Floor
Charlotte, NC 28255

Bank of America, N.A.
Attention: Servicing Manager
Capital Markets Servicing Group
900 West Trade Street, Suite 650
Charlotte, NC 28255

Cadwalader, Wickersham & Taft, LLP
Attention: Henry A. LeBrun, Esquire
227 West Trade Street, 24th Floor
Charlotte, NC 28255

JER Investors Trust
ATTN: Keith Belcher
1650 Tysons Boulevard, Suite 1600
McLean, VA 22102

Standard & Poor's Ratings Services
Attention: CMBS Surveillance Department
55 Water Street, 41st Floor
New York, NY 10041

Fitch Ratings
Attention: Commercial MBS Surveillance
One State Street Plaza
New York, NY 10004





  Ex-99.4

   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



   Class                              Interest             Principal               Losses             Ending Balance
   A-1                            1,055,414.90          8,007,400.25                 0.00              31,792,599.75
   A-1A                           7,284,059.69            751,682.92                 0.00             218,432,317.08
   A-2                            5,725,760.00                  0.00                 0.00             185,100,000.00
   A-3                           18,051,402.64                  0.00                 0.00             555,200,000.00
   A-4                           11,340,431.07                  0.00                 0.00             343,141,000.00
   A-5                           12,843,790.36                  0.00                 0.00             381,247,000.00
   A-J                            5,697,406.92                  0.00                 0.00             168,352,000.00
   A-SB                           4,409,792.00                  0.00                 0.00             134,000,000.00
   B                              2,062,853.07                  0.00                 0.00              60,955,000.00
   C                                687,606.39                  0.00                 0.00              20,318,000.00
   D                              1,473,456.81                  0.00                 0.00              43,539,000.00
   E                                687,640.26                  0.00                 0.00              20,319,000.00
   F                                884,060.55                  0.00                 0.00              26,123,000.00
   FM-A                             143,163.46             61,303.26                 0.00               5,094,696.74
   FM-B                              71,793.33             30,380.72                 0.00               2,524,835.27
   FM-C                             257,800.45            107,850.90                 0.00               8,963,106.11
   FM-D                             712,618.02            276,052.83                 0.00              22,941,774.16
   G                                687,606.39                  0.00                 0.00              20,318,000.00
   H                              1,178,792.53                  0.00                 0.00              34,832,000.00
   J                                193,492.13                  0.00                 0.00               5,805,000.00
   K                                290,254.85                  0.00                 0.00               8,708,000.00
   L                                290,254.85                  0.00                 0.00               8,708,000.00
   LM                                32,336.09              9,840.50                 0.00                 397,263.22
   M                                 96,729.41                  0.00                 0.00               2,902,000.00
   N                                193,492.13                  0.00                 0.00               5,805,000.00
   O                                387,017.60                  0.00                 0.00              11,611,000.00
   P                                869,143.23                  0.00                 0.00              26,123,942.00
   R_CL                                   0.00                  0.00                 0.00                       0.00
   R-I                                    0.00                  0.00                 0.00                       0.00
   R-II                                   0.04                  0.00                 0.00                       0.00
   SM-A                              77,900.36                  0.00                 0.00               2,127,243.00
   SM-B                              83,334.84                  0.00                 0.00               2,073,757.00
   SM-C                             260,281.72                  0.00                 0.00               6,425,000.00
   SM-D                             104,729.00                  0.00                 0.00               2,565,043.00
   SM-E                              83,953.72                  0.00                 0.00               2,023,957.00
   SM-F                             210,970.20                  0.00                 0.00               4,859,000.00
   SM-G                             185,577.88                  0.00                 0.00               4,180,843.00
   SM-H                             247,347.84                  0.00                 0.00               5,531,900.00
   SM-J                             311,115.08                  0.00                 0.00               6,763,257.00
   V                                      0.00                  0.00                 0.00                       0.01
   XW                             2,063,764.96                  0.00                 0.00           2,313,331,858.83